Form 10-Q
period 2020-09-30
Montes Archimedes Acquisition Corp
filed 2020-11-19
CIK 1819263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

MONTES ARCHIMEDES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39597	85-1830874
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

724 Oak Grove Suite 130 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 384-6558

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	MAACU	The NASDAQ Stock Market LLC

Shares of Class A common stock included as part of the units	MAAC	The NASDAQ Stock Market LLC

Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	MAACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of November 19, 2020, 41,071,823 Class A common stock, par value $0.0001 per share, and 11,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTES ARCHIMEDES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$18,130
Prepaid expenses	16,000
Total current assets	34,130
Deferred offering costs associated with intial public offering	498,285
Total Assets	$532,415

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$32,817
Accrued expenses	298,046
Franchise tax payable	47,173
Note payable - related party	200,000
Total current liabilities	578,036

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 11,500,000 shares issued and outstanding (1)(2)	1,150
Additional paid-in capital	23,850
Accumulated deficit	(70,621)
Total stockholders' Deficit	(45,621)
Total Liabilities and Stockholders' Deficit	$532,415

(1) This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,071,823 Units; thus, only 1,285,637 Class B ordinary shares remain subject to forfeiture (see Note 4).

(2) On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the founder shares from 14,375,000 shares to 11,500,000 shares.  All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$23,448
Franchise tax expense	47,173
Net loss	$(70,621)

Weighted average shares outstanding, basic and diluted (1)(2)	10,214,363

Basic and diluted net loss per share	$(0.01)

(1) This number excludes an aggregate of up to 1,500,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,071,823 Units; thus, only 1,285,637 Class B ordinary shares remain subject to forfeiture (see Note 4).

(2) On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the founder shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

2

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	11,500,000	1,150	23,850	-	25,000
Net loss (unaudited)	-	-	-	-	-	(70,621)	(70,621)
Balance - September 30, 2020 (unaudited)	-	$-	11,500,000	$1,150	$23,850	$(70,621)	$(45,621)

(1) This number includes up to 1,500,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,071,823 Units; thus, only 1,285,637 Class B ordinary shares remain subject to forfeiture (see Note 4).

(2) On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the founder shares from 14,375,000 shares to 11,500,000 shares.  All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(70,621)
Changes in operating assets and liabilities:
Accounts payable	17,367
Accrued expenses	6,046
Franchise tax payable	47,173
Net cash used in operating activities	(35)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000
Deferred offering costs paid	(181,835)
Net cash provided by financing activities	18,165

Net increase in cash	18,130

Cash - beginning of the period	-
Cash - end of the period	$18,130

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	$16,000
Deferred offering costs included in accrued expenses	$292,000
Deferred offering costs included in accounts payable	$15,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Montes Archimedes Acquisition Corp. (the "Company") was incorporated in Delaware on July 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 6, 2020 (inception) through September 30, 2020 relates to the Company's formation and the preparation for the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Patient Square Capital LLC (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions (Note 5). The underwriters exercised the over-allotment option in full and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million (Note 4). Simultaneously with the closing of the Over-allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $214,000.

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement, approximately $410.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account ("Trust Account") located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. "government securities," within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act").

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders (the "Public Stockholders") of the Company's outstanding shares of Class A common stock sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company's taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the "Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company's officers and directors (the "initial stockholders") agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company's obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company's independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a "Target"), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $18,000 cash and a working capital deficit of approximately $497,000.

Prior to September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $200,000 (see Note 4) to the Company. Subsequent to September 30, 2020, the liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 9, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from May 19, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 16, 2020 and October 9, 2020, respectively.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company's financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurement" approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,500,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 4). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

The Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 Units at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions. The Underwriters exercised the over-allotment option in full and on November 12, 2020 purchased an additional 1,071,823 Over-Allotment Units, generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees).

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a "Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of the Company's Class B common stock, par value $0.0001 per share (the "Founder Shares"), with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the Founder Shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company's issued and outstanding shares of common stock after the Initial Public Offering. The underwriters exercised their over-allotment option on November 12, 2020; thus, only 1,285,637 shares of Class B common stock remain subject to forfeiture.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million. Simultaneously with the closing of the Over-allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $214,000.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed $200,000 under the Note. The Note was fully repaid on October 9, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender's discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on October 7, 2020 through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor $10,000 per month for office space and administrative support services.

Note 5—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $14.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters agreed to make a payment to the Company in an amount of 0.13% of the gross proceeds of the Initial Public Offering, or $520,000, to reimburse certain of offering expenses. The Company received such reimbursement on October 27, 2020.

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an addition payment to the Company in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of Class B common stock, with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the outstanding Class B common stock from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of these, an aggregate of up to 1,500,000 shares of Class B common stock that are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters' over- allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company's issued and outstanding shares of common stock after the Initial Public Offering. The underwriters exercised their over-allotment option on November 12, 2020; thus, only 1,285,637 shares of Class B common stock remain subject to forfeiture.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of our Class A common stock and holders of our Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock on the first business day following the completion of the initial Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Stockholders in connection with the initial Business Combination. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one to one.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company's failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described below under "Redemption of warrants when the price per Class A common stock equals or exceeds $10.00"). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants will have an exercise price of $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Sponsor or its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under "Redemption of warrants when the price per Class A common stock equals or exceeds $18.00" and "Redemption of warrants when the price per Class A common stock equals or exceeds $10.00" will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days' prior written notice of redemption; and

•	if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the "Reference Value") equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

However, in this case, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. Any such exercise would not be on a "cashless" basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

Redemption of warrants when the price per share of our Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the "fair market value" of Class A common stock;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

•	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder's ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The "fair market value" of Class A common stock shall mean the volume-weighted average price of Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company's assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

The Company received the reimbursement of $520,000 from the underwriters for certain of offering expenses on October 27, 2020.

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed above and in Note 3 and 4, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Montes Archimedes Acquisition Corp.,” “Montes,” “our,” “us” or “we” refer to Montes Archimedes Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on July 6, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is Patient Square Capital LLC (the "Sponsor"). The registration statement for our Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, we consummated its Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $0.4 million in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million (Note 4). Simultaneously with the closing of the Over-allotment on November 12, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by our Sponsor, generating gross proceeds to us of approximately $214,000.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $410.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account ("Trust Account") located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. "government securities," within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the "Combination Period"), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock sold in the Initial Public Offering (the "Public Shares"), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $18,000 cash and a working capital deficit of approximately $497,000.

Prior to September 30, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on behalf of us in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from our Sponsor of $200,000 (see Note 4) to us. Subsequent to September 30, 2020, the liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on October 9, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from July 6, 2020 (inception) through September 30, 2020, we had net loss of approximately $70,600, which consisted of approximately $23,000 in general and administrative expenses and approximately $47,000 in franchise tax expense.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

16

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $14.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters agreed to make a payment to us in an amount of 0.13% of the gross proceeds of the Initial Public Offering, or $520,000, to reimburse certain of offering expenses. We received such reimbursement on October 27, 2020.

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an addition payment to us in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,500,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 4). At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 9, 2020, we consummated the Initial Public Offering of 40,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. The Company granted the underwriters a 45-day option to purchase up to an additional 6,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. Citigroup Global Markets Inc. and Jefferies LLC acted as the book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248802). The Securities and Exchange Commission declared the registration statement effective on October 6, 2020.

On November 10, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional 1,071,823 Units (the “Over-Allotment Option Units”) and the additional 214,365 Private Placement Warrants occurred on November 12, 2020, which resulted in total gross proceeds of $10,932,594.50 and net proceeds of $10,503,865.

Simultaneous with the consummation of the Initial Public Offering and the Over-allotment, we consummated the private placement of an aggregate of 10,000,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceed of $10,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

18

The Private Placement Warrants are substantially similar to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants, if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the Private Placement Warrants, $413,200,094 was placed in the Trust Account.

We paid a total of $8,214,365 in underwriting discounts and commissions and approximately $129,000 for other offering costs related to the Initial Public Offering (net of reimbursement of offering costs of $533,934 from the underwriter). In addition, the underwriter agreed to defer $14,375,138 in underwriting discounts and commissions.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 19, 2020	MONTES ARCHIMEDES ACQUISITION CORP.

	By:	/s/ James C. Momtazee
	Name:	James C. Momtazee
	Title:	Chief Executive Officer

20