Form 10-K
period 2020-12-31
Montes Archimedes Acquisition Corp
filed 2021-03-22
CIK 1819263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-39597

MONTES ARCHIMEDES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-1830874 (IRS Employer Identification No.)

724 Oak Grove Ave, Suite 130 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(650) 384-6558

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	MAACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	MAAC	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	MAACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒        No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 9, 2020 and the registrant’s Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on Nasdaq on November 27, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on December 31, 2020, as reported on Nasdaq, was approximately $417.7 million (based on the closing sales price of the securities on December 31, 2020 of $10.17).

As of March 10, 2021, 41,071,823 Class A common stock, par value $0.0001, and 10,267,956 Class B common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated Certificate of Incorporation” are to the amended and restated Certificate of Incorporation of the company, adopted and filed on October 6, 2020;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial Business Combination including but not limited to a Private Placement of equity or debt;

•	“Founder Shares” are to shares of our Class B common stock held by our Sponsor and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial Business Combination (for the avoidance of doubt, such shares of our Class A common stock will not be “Public Shares”);

•	“initial stockholders” are to holders of our Founder Shares immediately prior to our Initial Public Offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“Private Placement warrants” are to the warrants to be issued to our Sponsor in a Private Placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any;

•	“Public Shares” are to shares of our Class A common stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“Public Stockholders” are to the holders of our Public Shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase Public Shares; provided that our Sponsor’s and each member of our management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

•	“Sponsor” are to Patient Square Capital LLC, and references to the experience of our Sponsor include the experience of investment professionals of our Sponsor; and

•	“we,” “us,” “company” or “our company” are to Montes Archimedes Acquisition Corp., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our initial Business Combination;

•	disruptions to our planned initial Business Combination efforts that may result from limitations imposed by the COVID-19 outbreak;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

•	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by entities managed by our Founders (as defined below) and their affiliates (including our management team) may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

•	Our Public Stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial Business Combination, our Sponsor, directors and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

•	The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•	The requirement that we complete an initial Business Combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

•	The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination.

PART I

Item 1. Business

Our Company

We are a blank check company incorporated in July 2020 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Report as our initial Business Combination.

We seek to capitalize on the more than 50 years of combined investing experience of our founders, James C. Momtazee and Maria C. Walker (“Founders”). We believe our Founders’ distinctive and complementary backgrounds can have a transformative impact on a target business. Although we may pursue targets in any business industry or sector, we intend to focus our investment efforts broadly across the entire health care industry, which encompasses among other things technology-enabled services, biopharmaceuticals, pharmaceutical value chain, medical devices, diagnostics, providers, digital health and consumer health. Investment opportunities will be sourced through the Founders’ proprietary and differentiated network built over decades of investing in and growing health care businesses. The company will employ a disciplined and highly selective investment process that focuses on accessing differentiated opportunities through deep relationships with executives, advisors, and intermediaries to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our stockholders.

Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a company that leverages and complements the experience of our Founders. Our selection process will leverage our Founders and our Directors’ broad and deep relationship network, unique industry experiences and deal sourcing capabilities to access a broad set of opportunities.

This network has been developed through our Founders’ demonstrated success both investing in and creating value in businesses across the health care value chain, resulting in a distinctive set of competitive advantages and capabilities for our platform:

•	Demonstrated track record: a track record of identifying and acquiring multi-billion dollar platforms that have grown significantly in value following IPO;

•	Differentiated sourcing: history of sourcing consistent with ‘partner of choice’ based on deep relationships with management teams, public and private companies, investors, intermediaries, and financing providers;

•	Deep market access: differentiated insights based on extensive experience investing across the complex health care value chain, supported by bespoke access to experts and advisors within the Founders’ network;

•	Value Creation: significant experience deploying a proven value creation toolkit including recruiting world-class talent, identifying value enhancements, delivering operating efficiencies and successfully integrating strategic acquisitions;

•	Public market experience: understanding of public market performance and requirements, including a history of accessing the capital markets across business cycles;

•	Stage flexibility: history of successfully sourcing and investing across company stages: early-stage, growth-stage, and mature private equity;

•	Transaction flexibility: expertise with a full range of transactions: take-privates, secondary private equity deals, transformative add-ons, IPOs, strategic exits; and

•	Partnership approach: ability to attract, enhance, and advise management teams, as they grow and transition from private to public markets.

Following the completion of our Initial Public Offering, we started communicating with our management’s network of deal sourcing relationships to articulate the parameters for our search for a target company and a potential Business Combination and begin the process of pursuing and reviewing potential opportunities.

We believe that our management team is well positioned to identify attractive Business Combination opportunities with a compelling industry backdrop and an opportunity for growth. We expect to favor potential target companies with certain industry and business characteristics. Key industry characteristics include compelling long-term growth prospects, attractive competitive dynamics and acquisition/consolidation opportunities. Key business characteristics include durability, market leadership, innovation, and focus on strong business performance through cycles. We intend to acquire companies that serve a critical role in the health care ecosystem.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•	serve a critical role in the health care ecosystem;

•	are family or founder-owned, venture or investor-backed, or corporate divestitures;

•	are growth-oriented companies led by outstanding teams within their sectors;

•	have durable revenue or the potential to develop a durable revenue base;

•	drive innovation in their product or service offering;

•	would benefit from the Founders’ and Directors’ network and expertise including acquisition strategy, capital structure optimization, and/or operational enhancements to drive growth;

•	would benefit from being a public company by utilizing the broader access to capital; and

•	can deliver attractive risk-adjusted returns for our stockholders across business cycles.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Initial Business Combination

In accordance with the rules of Nasdaq, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing the agreement to enter into the initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial Business Combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm or appraisal firm. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Our Acquisition Process

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Founders, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial Business Combination is fair to our company from a financial point of view from either an independent investment banking firm or an independent accounting firm.

Members of our management team, officers, and directors may directly or indirectly, own our common stock and/or Private Placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated Certificate of Incorporation provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial Business Combination, negatively.

Financial Position

As of December 31, 2020, we had $410,803,411 held in the Trust Account, before the payment of $14,375,138 of deferred underwriting fees that are payable upon the consummation of a business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effectuating Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering, the Private Placements of the Private Placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our Sponsor’s and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisors, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. The collective experience, capability and network of our Founders, directors, and officers, combined with their individual and collective reputations in the investment community, helps to create prospective Business Combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will either of our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated Certificate of Incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial stockholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed Business Combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be (i) to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the stockholder meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our Initial Public Offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our Sponsor, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares in connection with (i) the completion of our initial Business Combination and (ii) a stockholder vote to approve an amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering.

Limitations on Redemptions

Our amended and restated Certificate of Incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our shares of outstanding common stock or seek to amend our amended and restated Certificate of Incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a stockholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated Certificate of Incorporation:

• conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

• file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our Sponsor, directors and members of our management team have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering, in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 15,401,934, or 37.50%, of the 41,071,823 Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our Sponsor, directors and each member of our management team, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (i) the completion of a Business Combination and (ii) a stockholder vote to approve an amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated Certificate of Incorporation:

• conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

• file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of our Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Sponsor, officers and directors have agreed that we have only 24 months from the closing of our Initial Public Offering to complete our initial Business Combination. If we have not completed an initial Business Combination within 24-months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering.

Our Sponsor, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering. However, if our Sponsor, director or members of our management team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,700,000 of proceeds held outside the Trust Account as of December 31, 2020 plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,700,000 from the proceeds held outside the Trust Account as of December 31, 2020 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders.

Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering, (ii) in connection with a stockholder vote to amend our amended and restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provisions relating to the rights of holders of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public Stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated Certificate of Incorporation, like all provisions of our amended and restated Certificate of Incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently maintain our executive offices at 724 Oak Grove Ave, Suite 130, Menlo Park, CA 94025. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, utilities, secretarial and administrative support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

On October 6, 2020, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of the shares of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to a Special Purpose Acquisition Company and Our Securities:

We are company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated on July 6, 2020 under the laws of the State of Delaware and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by entities managed by our Founders, and their affiliates (including our management team), including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding past performance of investments made by our management team is presented for informational purposes only. Any past experience and performance of our management team or the other companies referred to herein is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial Business Combination or (2) of any results with respect to any initial Business Combination we may complete. You should not rely on the historical record of our management team’s performance or the performance of the other companies referred to herein as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our Public Stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our initial Business Combination if the Business Combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction. Except as required by law or stock exchange, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial Business Combination even if a majority of our Public Stockholders do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our initial Business Combination.

If we seek stockholder approval of our initial Business Combination, our Sponsor, directors and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

Our Sponsor owns, on an as-converted basis, 20% of our outstanding shares of Class A common stock immediately following the completion of our initial public offering. Our Sponsor, directors and members of our management team also may from time to time purchase Class A common stock prior to our initial Business Combination. Our amended and restated Certificate of Incorporation provides that, if we seek stockholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. If we submit our initial Business Combination to our Public Stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our Sponsor, directors and members of our management team have agreed to vote their Founder Shares and any shares purchased during or after the offering, in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 15,401,934, or 37.50%, of the 41,071,823 Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our Sponsor, our directors and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from Public Stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. For example, we may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Stockholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provisions relating to the rights of our Class A common stock; and (iii) the redemption of our Public Shares if we have not completed an initial business within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public Stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering, with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond 24 months from the closing of our Initial Public Offering before they receive funds from our Trust Account. In no other circumstances does a Public Stockholder have any right or interest of any kind in the Trust Account. Holders of warrants do not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, our Class A common stock, and our warrants are currently listed on Nasdaq. Although after giving effect to our Initial Public Offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our securities;

• reduced liquidity for our securities;

• a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable and we have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks:

The requirement that we complete an initial Business Combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete an initial Business Combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial Business Combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete an initial Business Combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. health care community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of the coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we consummate a Business Combination. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the coronavirus impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we do not complete our initial Business Combination, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we do not complete our initial Business Combination our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

As of December 31, 2020, we had approximately $1,700,000 in cash held outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, will be sufficient to allow us to operate for 24 months from the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement dated October 6, 2020, between the company and our Sponsor, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our Sponsor assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we complete an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial Business Combination; (b) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (c) absent our completing an initial Business Combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

If we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering, our Public Stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed an initial Business Combination within 24 months from the closing of our Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Stockholders from the Trust Account will be effected automatically by function of our amended and restated Certificate of Incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we do not complete our initial Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the completion of our initial Business Combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of our Class A common stock are not entitled to vote on any appointment of directors we hold prior to our initial Business Combination.

Prior to our initial Business Combination, only holders of our Founder Shares have the right to vote on the appointment of directors. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial Business Combination.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of our Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment).

However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available.

Notwithstanding the above, if the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. There may be a circumstance where an exemption from registration exists for holders of our Private Placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to sell the shares of common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial Business Combination, the warrants may become exercisable for a security other than the Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial Business Combination.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the shares of our Class A common stock into which Founder Shares are convertible, the Private Placement warrants and the Class A common stock issuable upon exercise of the Private Placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement warrants and the Class A common stock issuable upon exercise of such Private Placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Sponsor or its permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we are not, under our amended and restated Certificate of Incorporation, permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy is to identify, acquire and build a company in our target investment area, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy is to identify, acquire and build a company in our target investment area, it is possible that a target business with which we enter into our initial Business Combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

We may issue additional shares of our Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of our Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated Certificate of Incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of our Class A common stock, par value $0.0001 per share, 40,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 358,928,177 and 29,732,044 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock, if any. The Class B common stock is automatically convertible into Class A common stock at the time of our initial Business Combination as described herein and in our amended and restated Certificate of Incorporation. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated Certificate of Incorporation. However, our amended and restated Certificate of Incorporation provides, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated Certificate of Incorporation, like all provisions of our amended and restated Certificate of Incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

• may significantly dilute the equity interest of investors in our Initial Public Offering;

• may subordinate the rights of holders of our Class A common stock if share of preferred stock are issued with rights senior to those afforded our Class A common stock;

• could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

• may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

• will not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our initial stockholders will receive additional shares of our Class A common stock if we issue shares to complete an initial Business Combination.

The Founder Shares will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial Business Combination at a ratio such that the number of shares of our Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of our Class A common stock issued and outstanding upon completion of our Initial Public Offering, plus (ii) the total number of shares of our Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the completion of the initial Business Combination, excluding any shares of our Class A common stock or equity-linked securities exercisable for or convertible into shares of our Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement warrants issued to our Sponsor upon conversion of working capital loans. In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one to one. This is different than most other similarly structured blank check companies in which our Sponsor will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

• default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

• our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

• our inability to pay dividends on our Class A common stock;

• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering the sale of the Private Placement warrants, and the exercise in part of the underwriters’ overallotment, $396,428,273 is available to complete our Business Combination and pay related fees and expenses after taking into account the $14,375,138 of deferred underwriting commissions being held in the Trust Account.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, property or asset; or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated Certificate of Incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated Certificate of Incorporation will require the approval of holders of 60% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated Certificate of Incorporation will require us to provide our Public Stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated Certificate of Incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 60% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated Certificate of Incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated Certificate of Incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of 60% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 60% of our common stock entitled to vote thereon. In all other instances, our amended and restated Certificate of Incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as converted basis, 20% of our Class A common stock upon the closing of our Initial Public Offering (assuming they do not purchase any units in our Initial Public Offering), will participate in any vote to amend our amended and restated Certificate of Incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated Certificate of Incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated Certificate of Incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering, unless we provide our Public Stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we do not complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders and not previously released to us to pay our taxes on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we do not complete our initial Business Combination, our Public Stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us.

The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake or defective provision (ii) amending the provisions relating to cash dividends on common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the Private Placement warrants are redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders are able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and Founder Shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 20,535,911 units of our Class A common stock as part of the units offered by our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a Private Placement with our Sponsor an aggregate of 10,214,365 Private Placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share. Our Sponsor currently owns an aggregate of 10,267,956 Founder Shares. The Founder Shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for shares of our Class A common stock.

To the extent we issue Class A common stock for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement warrants are identical to the warrants sold as part of the units in our Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us except in certain circumstances, (ii) they (including the shares of our Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of our Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to complete an initial Business Combination.

Unlike most blank check companies, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial Business Combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.

Our amended and restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial Business Combination only holders of shares of our Class B common stock, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated Certificate of Incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated Certificate of Incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated Certificate of Incorporation or amended and restated bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a ‘controlled company’ within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

• we have a board that includes a majority of ‘independent directors,’ as defined under the rules of Nasdaq and subject to applicable phase-in rules;

• we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

• we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”), for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial Business Combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our Sponsor and certain tax exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following our Initial Public Offering or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign-exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

• costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

• rules and regulations regarding currency redemption;

• complex corporate withholding taxes on individuals;

• laws governing the manner in which future Business Combinations may be effected;

• exchange listing and/or delisting requirements;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• local or regional economic policies and market conditions;

• unexpected changes in regulatory requirements;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• rates of inflation;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• underdeveloped or unpredictable legal or regulatory systems;

• corruption;

• protection of intellectual property;

• social unrest, crime, strikes, riots and civil disturbances;

• regime changes and political upheaval;

• terrorist attacks, natural disasters and wars;

• deterioration of political relations with the United States; and

• government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to Our Sponsor and Management Team:

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and stockholder rights agreement, our Sponsor, upon consummation of an initial Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law.

In addition, our Founders and our directors and officers may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’; discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Our directors and officers, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we do not specifically focus on, or target, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On July 23, 2020, an affiliate of our Sponsor paid an aggregate of $25,000, or approximately $0.002 per share, to cover certain of our offering costs in consideration of 14,375,000 shares of our Class B common stock, par value $0.0001. Such shares were subsequently transferred to our Sponsor. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. On October 6, 2020, our Sponsor surrendered 2,875,000 shares of our Class B common stock, which decreased the outstanding Founder Shares from 14,375,000 shares to 11,500,000 shares. On November 20, 2020, 1,232,044 shares of our Class B common stock were forfeited, which decreased the outstanding Founder Shares from 11,500,000 to 10,267,956. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 10,214,365 Private Placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $10,214,365, or $1.00 per whole warrant, that will also be worthless if we do not complete a Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial Business Combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, 20% of our issued and outstanding Class A common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated Certificate of Incorporation. If our Sponsor purchases any additional shares of our Class A common stock in the market or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination.

General Risks:

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 724 Oak Grove Ave, Suite 130, Menlo Park, CA 94025. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, utilities, secretarial and administrative support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

The company’s Class A common stock, units, and warrants trade on Nasdaq under the symbols “MAAC,” “MAAC.U,” and “MAAC.W,” respectively. Our units commenced public trading on October 9, 2020. Our Class A common stock and warrants began separate trading on November 27, 2020.

(b) Holders

As of March 10, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, three holders of record of our Class B common stock and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On October 9, 2020, we consummated our Initial Public Offering of 40,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. The company granted the underwriters a 45-day option to purchase up to an additional 6,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. Citigroup Global Markets Inc. and Jefferies LLC acted as the book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248802). The Securities and Exchange Commission declared the registration statement effective on October 6, 2020.

On November 10, 2020, the underwriters exercised the Over-Allotment option in part, and the closing of the issuance and sale of the additional 1,071,823 Units (the “Over-Allotment Option Units”) and the Additional Private Placement Warrants (as defined below), which resulted in total gross proceeds of $10,932,595 and net proceeds of $10,356,918.

Simultaneous with the consummation of the Initial Public Offering, we consummated the Private Placement (as defined below) of an aggregate of 10,000,000 warrants at a price of $1.00 per Private Placement Warrant (as defined below), generating total proceeds of $10,000,000.  In addition, on November 12, 2020, following the exercise of the Over-Allotment option in part, we consummated the additional sale of 214,365 Private Placement Warrants (the “Additional Private Placement Warrants”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering, the closing of part of the Over-Allotment option and the Private Placement Warrants, $410,718,230 was placed in the Trust Account.

We paid a total of $8,214,365 in underwriting discounts and commissions and incurred approximately $129,000 for other offering costs related to the Initial Public Offering (net of reimbursement of offering costs of $533,934 from the underwriter). In addition, the underwriter agreed to defer $14,375,138 in underwriting discounts and commissions.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of the Private Placement warrants as is described in our final prospectus related to the Initial Public Offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Montes Archimedes Acquisition Corp.,” “our,” “us” or “we” refer to Montes Archimedes Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on July 6, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Patient Square Capital LLC (the "Sponsor"). The registration statement for our Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, we consummated our Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million (Note 4). The underwriters exercised the over-allotment option in part and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $0.4 million in deferred underwriting fees) (the “Over-Allotment”). Simultaneously with the closing of the Over-allotment on November 12, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by our Sponsor, generating gross proceeds to us of approximately $214,000.

Upon the closing of the Initial Public Offering, the Private Placement and part of the Over-Allotment option, $410.7 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity from July 6, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from July 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $386,000, which consisted of approximately $366,000 of general and administrative expenses, including approximately $28,000 of general and administrative expenses with related party, franchise tax expense of approximately $89,000, income tax expense of approximately $17,000 offset by approximately $85,000 of interest income and unrealized gain on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.7 million in cash and working capital of approximately $1.5 million (not taking into account approximately $105,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of $200,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 9, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

Registration and Stockholder Rights

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

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an additional payment to us in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses. As of December 31, 2020, approximately $5,000 is included as a receivable for such reimbursements on the accompanying balance sheet.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 39,285,301 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 39,285,301 shares of Class A common stock in the calculation of diluted earnings per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

We apply the two-class method in calculating income (loss) per common share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A shares of common stock subject to possible redemption by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

The information called for by Item 8 is found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
James C. Momtazee	49	Chief Executive Officer and Director
Maria C. Walker	56	Chief Financial Officer
George Barrett	65	Director
Stephen Oesterle	70	Director

Our Founder James C. Momtazee has over 23 years of investment and acquisition experience. He serves as the Chief Executive Officer and President of our Company and Chairman of the Board of Directors since July 2020. Mr. Momtazee initially joined KKR & Co., Inc.(“KKR”), in 1996. He helped form the health care industry group in 2001 and was promoted to Head of the Heath Care Team for the Americas Private Equity platform in January 2009. He was a member of KKR’s Americas Private Equity Investment Committee and was Chairman of the Health Care Strategic Growth and the Health Care Royalty & Income Investment Committees. During the period between 2001 and 2019, KKR was one of the most active investors on Wall Street, committing over $50 billion in capital, across the health care sector. The largest of these investments was its $33 billion acquisition of HCA, Inc. in 2006, which at the time, was the largest cash buyout in history. During this same period, KKR made several other notable investments across the health care sector, including: Jazz Pharmaceuticals plc in 2004; PRA Health Sciences, Inc. in 2013; and BridgeBio Pharma, Inc. in 2016. Mr. Momtazee currently serves on the Board of Directors of BridgeBio, PRA Health Sciences (lead independent director), and the Medical Device Manufacturers Association and has previously served on the Board of Directors of multiple other health care companies including Envision Healthcare, Heartland Dental, Ajax Health, Global Medical Response, BrightSpring Health Services, Covenant Surgical Partners, Entellus Medical, Inc. (acquired by Stryker Corporation), EchoNous, Spirox, Inc., Arbor Pharmaceuticals, Lake Region Medical, HCA Healthcare, Jazz Pharmaceuticals, and Alliance Imaging. We believe that Mr. Momtazee’s broad operational and transactional experience make him well qualified to serve on our board of directors. Four of the companies where Mr. Momtazee had his longest serving Board of Directors roles are summarized below:

• Jazz Pharmaceuticals plc: Jazz is a biopharmaceutical company focused on developing and commercializing products to treat various unmet medical needs, including narcolepsy, hematology and oncology. Mr. Momtazee served on the company’s Board of Directors from February 2004 until January 2014. During that period of time, Jazz went public through an IPO, raising approximately $108 million and placing a valuation of approximately $434 million on the company, and completed four transactions, including the acquisitions of Azur Pharma in 2011 and EUSA Pharma in 2012, the divestiture of its Women’s Health business in 2012 and the acquisition of Gentium in 2013.

• HCA Holdings, Inc.: HCA is an acute care and health care services company that currently operates 179 hospitals with over 44,000 beds across 20 states and Europe. Mr. Momtazee served on the company’s Board of Directors from November 2006, coinciding with HCA’s take private transaction, until February 2014. During that period of time, HCA went public through an IPO, raising $4.4 billion and placing a valuation of approximately $17.1 billion on the company, which at the time, represented the largest IPO of a Sponsor-backed company in history.

• PRA Health Sciences, Inc.: PRA Health is a global contract research organization (CRO) that provides outsourced clinical development services to the biotechnology and pharmaceutical industries. In September 2013, Mr. Momtazee joined PRA Health Sciences’ Board of Directors and is currently Lead Independent Director. During this period of time, PRA Health went public through an IPO, raising approximately $351 million and placing a valuation of $1.1 billion on the company, and completed four acquisitions, including CRI Worldwide in 2013, Symphony Health Solutions in 2017, Parallel6 in 2017 and Care Innovations in 2020.

• BridgeBio Pharma, Inc.: BridgeBio is a clinical biotechnology company focused on developing therapies for Mendelian disease and cancers with clear genetic drivers. The company has a diversified pipeline of more than 20 assets that has been gradually built through internal development, licensing deals and acquisitions. In March 2016, Mr. Momtazee joined BridgeBio’s Board of Directors, coinciding with a Series B investment from private investors in BridgeBio, and is currently still a member. During this period of time, BridgeBio went public through an IPO, raising approximately $401 million and placing a valuation of approximately $2.1 billion on the company.

Our Founder Maria C. Walker has over 30 years of operational and investment experience. She serves as the Chief Financial Officer of our Company since July 2020. Most recently, Ms. Walker co-founded, and served as Chief Executive Officer of, Recuerdo Therapeutics, a biotechnology startup that focused on the postponement of Alzheimer’s disease. Prior to her time with Recuerdo, Ms. Walker spent the majority of her career with KPMG where, over two separate periods between 1993 to 2000 and 2008 to 2018, she advanced to the role of senior partner and served as global lead partner of private equity leading a global, cross-functional team of 70+ partners advising a bulge bracket private equity firm. During the time period between 2000 and 2005, Ms. Walker served as the Administrative Partner, Chief Operating Officer and Chief Financial Officer for Forward Ventures, and between 2005 and 2008, she served as the Chief Financial Officer of Lightspeed Venture Partners, where she was a key member of the team establishing units in India, China and Israel. At KPMG and as an investment executive, Ms. Walker advised over a dozen public companies on operations, financial reporting, debt and equity offerings, mergers and acquisitions, take public and take private transactions. Ms. Walker currently serves on the Board of Directors of ForgeRock, Inc., a private cyber security company where she also serves as the audit committee Chairman, the Boys and Girls Club of Greater Tarrant County, and StepUp. Ms. Walker has previously served on the Board of Directors of the KPMG Foundation Board of Trustees and MedicineNet (acquired by WebMD).

The Company’s Founders’ unique skills are complemented by our Directors, who bring significant operating experience, acquisition experience and relationships in the health care industry. In addition to Mr. Momtazee, Mr. George Barrett and Dr. Stephen Oesterle are Directors.

George Barrett is a director since October 2020 and the former chairman and chief executive officer of Cardinal Health, Inc., a role he held from August 2009 through end of 2017, when he became executive chairman of the board until November 2018. He helped transform Cardinal Health into a global, integrated health care company, delivering 189% total shareholder return during his eight-year CEO tenure from August 2009 to December 2017. Prior to joining Cardinal Health, Mr. Barrett spent a decade at global pharmaceutical manufacturer Teva Pharmaceutical Industries Ltd., most recently as president and CEO of its North American business and corporate executive vice president for Global Pharmaceuticals. Mr. Barrett serves on the boards of Target Corporation, health care-focused artificial intelligence company Olive, Digital Diagnostics, Inc., National Resilience, Inc., and InStride, a public benefit corporation that provides workforce education. Additionally, Barrett serves on the boards of Nationwide Children’s Hospital, and a National Academy of Medicine’s President’s Advisory Council. He is vice chair of the board of trustees of The Conference Board, and a former director of the Federal Reserve Bank of Cleveland. Barrett earned his bachelor’s degree from Brown University, and his MBA from New York University. Barrett is an Adjunct Assistant Professor at Columbia University Mailman School of Public Health, a trustee emeritus of Brown University, and a frequent lecturer at other leading American universities on the topics of leadership and health care. We believe that Mr. Barrett's broad operational and transactional experience make him well qualified to serve on our board of directors.

Dr. Stephen Oesterle is a director since October 2020 and currently serves as a consultant to several private equity and venture capital groups and numerous public operating companies in the health care industry. Previously, Dr. Oesterle served as Medtronic’s Senior Vice President for Medicine and Technology and was a member of the Medtronic Executive Committee for 14 years. By forging relationships with global technology partners and technical universities, he oversaw long term internal technology investments while participating in strategic corporate investments in emerging private companies. He also served as a member of the Business Development and Strategy Committee that approved all corporate acquisitions. During his tenure at Medtronic Dr. Oesterle served on more than 20 boards as a director or observer and built a strong and enduring profile for Medtronic in the global venture capital and private equity communities. Prior to joining Medtronic, he was an associate professor at Harvard Medical School and practicing interventional cardiologist. Dr. Oesterle currently serves on the boards of three public companies, Baxter (NYSE: BAX), Peijia Medical (HKG: 9996), and Siglon Therapeutics (NASDAQ: SGTX) in addition to the board of certain private companies. Dr. Oesterle graduated summa cum laude from Harvard and received his medical degree from Yale; he completed his internship and residency at Massachusetts General Hospital. Following medical school, he completed a fellowship in Interventional Cardiology at Stanford and then served on the faculty at Stanford and Harvard Medical School and directed the Invasive Cardiology Services at Massachusetts General Hospital and Stanford. We believe that Dr. Oesterle’s broad operational and transactional experience make him well qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Stephen Oesterle, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of George Barrett, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of James C. Momtazee, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial Business Combination.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Our Sponsor, upon completion of an initial Business Combination, is entitled to nominate three individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration and stockholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated Certificate of Incorporation as it deems appropriate. Our amended and restated Certificate of Incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent, subject to applicable phase-in rules. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that George Barrett, and Stephen Oesterle are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The audit committee is not fully independent but complies with Nasdaq listing standards, specifically applicable phase-in rules, and applicable SEC Rules. Our board of directors has determined that both George Barrett and Stephen Oesterle are independent under Nasdaq listing standards and applicable rules. George Barrett serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that George Barrett qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are George Barrett and Dr. Stephen Oesterle, and Dr. Stephen Oesterle serves as chairman of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules and subject to applicable phase in rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that George Barrett and Dr. Stephen Oesterle are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are George Barrett and Dr. Stephen Oesterle, and Dr. Stephen Oesterle serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors, subject to applicable phase-in rules. Our board of directors has determined that both George Barrett and Dr. Stephen Oesterle are independent.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the charter, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
James C. Momtazee

BridgeBio Pharma

PRA Health Sciences

Medical Device Manufacturers’ Association

Patient Square Capital Holdings LLC

Patient Square Capital, LP

Patient Square Capital LLC

Moon Mountain District Winegrowers Association

Momtazee Real Estate Investment, LLC

Momtazee Real Estate, LLC

		Biotech Company Contract Research Organization Trade Association General Partner of Patient Square Capital, LP Managing Member of Sponsor SPAC Sponsor Trade Association Real Estate Winery	Director and Senior Advisor Lead Independent Director Director Sole Member Managing Partner Member President Sole Member Sole Member
Maria C. Walker	ForgeRock, Inc. Patient Square Capital Holdings LLC Patient Square Capital, LP Patient Square Capital LLC StepUp Network for Women	Cyber Security General Partner of Patient Square Capital, LP Managing Member of Sponsor SPAC Sponsor Non-Profit	Director and Chairman of Audit Committee Chief Financial Officer Partner and CFO Partner and CFO Chairman
Stephen Oesterle	Baxter International Peijia Medical GlobalLogic SHL AG Sigilon Therapeutics Alcyone Life Sciences Paragon 28 Cathay Capital Temasek Holdings EQT AB	Medical Products Cardiology/Neuro Interventions Product Software Engineering Medical Devices Biotech Biotech Medical Devices Venture Capital Private Equity Private Equity	Director, Chairman of Quality and Technology Committee Director Director Director Director Director Director Advisor Senior Advisor Industrial Advisor
George Barrett

Digital Diagnostics Inc.

National Resilience, Inc.

Olive, Inc.

Target Corporation

The Columbus Foundation

Columbus Downtown Development Corporation

Rock & Roll Hall of Fame

The Conference Board

Nationwide Children’s Hospital

		Health Care AI Biopharmaceutical Health Care AI Retail Non-Profit Private Non-Profit Development Corporation Non-Profit Non-Profit Pediatric Teaching Hospital	Director Director Director Independent Director Governing Committee Member Independent Director Trustee Trustee Independent Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•	Our Sponsor subscribed for Founder Shares and purchased Private Placement warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering.

•	Our Sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (i) the completion of our initial Business Combination and (ii) a stockholder vote to approve an amendment to our amended and restated Certificate of Incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not completed an initial business combination within 24 months from the closing of our Initial Public Offering. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we do not complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The Private Placement warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and directors own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. Further, we also reimburse an affiliate of our Sponsor for office space and administrative support services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial Business Combination to our Public Stockholders for a vote, our Sponsor has agreed to vote its Founder Shares, and our Sponsor and the members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated Certificate of Incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we complete an initial Business Combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of completion of our initial Business Combination and our liquidation, we reimburse an affiliate of our Sponsor for office space and administrative support services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

• each of our executive officers and directors that beneficially owns shares of common stock; and

• all our executive officers and directors as a group.

In the table below, percentage ownership is based on 41,071,823 Class A common stock and 10,267,956 Class B common stock outstanding as of March 10, 2021. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the warrants as these warrants are not exercisable within 60 days of March 10, 2021.

	Class B common stock(2)		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Patient Square Capital LLC (our Sponsor)(3)	10,167,956	99%	—	—	19.8%
Integrated Core Strategies (US) LLC(4)	—	—	3,350,000	8.1%	6.5%
BlueCrest Capital Management Limited(5)	—	—	3,000,000	7.3%	5.8%
James C. Momtazee(3)	10,167,956	99%	—	—	19.8%
Maria C. Walker	—	—	—	—	—
George Barrett	50,000	*	—	—	*
Dr. Stephen Oesterle	50,000	*	—	—	*
All officers and directors as a group (four individuals)(3)	10,267,956	100%	—	—	20%

*Less than one percent.

(1)            Unless otherwise noted, the business address of each of our stockholders is 724 Oak Grove Ave, Suite 130, Menlo Park, CA 94025.

(2)            Class B common stock will automatically convert into Class A common stock on a one-for-one basis, subject to certain adjustment, at the time of our initial Business Combination or earlier at the option of the holders thereof.

(3)            Includes Class A common stock beneficially held by our Sponsor, Patient Square Capital LLC, a limited liability company formed in the State of Delaware. James C. Momtazee is the managing member of Patient Square Capital LLC and the Chief Executive Officer and a Director of the Company. This information is based solely on the Schedule 13G filed jointly by the Sponsor and Mr. Momtazee with the SEC on February 11, 2021.

(4)           Based solely on the Schedule 13G/A filed jointly by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LP (“Millennium Group Management”), and Israel A. Englander (“Mr. Englander”), with the SEC on January 22, 2021 (i) Integrated Core Strategies, a Delaware limited liability company, beneficially owned 2,050,000 shares of Class A common stock as a result of holding 1,900,000 shares of Class A common Stock and 150,000 of the units; and (ii) ICS Opportunities, an exempted company organized under the laws of the Cayman Islands, beneficially owned 1,300,000 shares of the Class A common stock as a result of holding 1,300,000 of the units, which together with the shares of Class A common stock beneficially owned by Integrated Core Strategies represented 3,350,000 shares of the Class A common stock. Millennium International Management, a Delaware limited partnership, is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management, a Delaware limited liability company, is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management, a Delaware limited liability company, is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Mr. Englander, a United States citizen, currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The business address of each of Integrated Core Strategies, ICS Opportunities, Millennium International Management, Millennium Management, Millennium Group Management, and Mr. Englander is 666 Fifth Avenue, New York, NY 10103.

(5)            Based solely on the Schedule 13G filed jointly by BlueCrest Capital Management Limited (the “Investment Manager”) and Michael Platt (“Mr. Platt”) with the SEC on February 26, 2021, Investment Manager, which serves as investment manager to Millais Limited, a Cayman Islands exempted company (the “Fund”), and Michael Platt, who serves as principal, director, and control person of the Investment Manager, may be deemed the beneficial owner of 500,000 Class A common stock and 2,500,000 Class A common stock underlying units held for the account of the Fund. The address of the Investment Manager and Mr. Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St. Helier, Jersey, Channel Islands, JE2 4HR.

Our Sponsor, officers, and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Founder Shares

On July 23, 2020, an affiliate of our Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of the Class B common stock, with such shares subsequently transferred to our Sponsor. On October 6, 2020, our Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the Founder Shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the Over-Allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after our Initial Public Offering. The underwriters exercised their Over-Allotment option in part on November 12, 2020; and the remaining over-allotment expired unexercised on November 20, 2020 resuling in a forfeiture of 1,232,044 shares of Class B common stock.

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

Private Placement Warrants

Simultaneously with the closing of our Initial Public Offering, the Company consummated the Private Placement of 10,000,000 Private Placement warrants at a price of $1.00 per Private Placement warrant to the Sponsor, generating proceeds of $10.0 million. Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $214,000.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from our Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial Business Combination.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of our Initial Public Offering. The Company borrowed $200,000 under the Note and fully repaid on October 9, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. To date, the Company had no borrowings under the Working Capital Loans.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

Commencing October 7, 2020 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. The Company incurred and paid $28,065 for such services for the period from October 7, 2020 through December 31, 2020.

Registration Rights

We entered into a registration and stockholders rights agreement pursuant to which our Sponsor is entitled to certain registration rights with respect to the Private Placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares, and, upon completion of our initial Business Combination, to nominate individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration and stockholder rights agreement

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that George Barrett, and Dr. Stephen Oesterle are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees billed and unbilled for professional services for the audit for the period from July 6, 2020 (inception) through December 31, 2020, of the financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed and unbilled by Marcum for audit fees, inclusive of required filings with the SEC for the period from July 6, 2020 (inception) through December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $63,435.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from July 6, 2020 (inception) to December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from July 6, 2020 (inception) to December 31, 2020, we did not pay Marcum any such tax fees.

All Other Fees

All other fees consist of fees billed for all other services. During the period from July 6, 2020 (inception) to December 31, 2020, we did not pay Marcum any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2) Financial Statement Schedules

There are no financial statement schedules filed as part of this Report, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws(2)
4.1	Specimen Unit Certificate(3)
4.2	Specimen Class A Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(3)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration and Stockholder Rights Agreement among the Company, the Sponsor and certain directors of the company(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.4	Administrative Services Agreement between the Company and an affiliate of the Sponsor (1)
10.5	Letter Agreement between the Company and the Sponsor(1)
10.6	Letter Agreement between the Company and each director and executive officer of the Company(1)
10.7	Form of Indemnity Agreement(3)
10.8	Promissory Note, dated July 23, 2020, issued to the Sponsor.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2020.
(2)	Incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on September 28, 2020.
(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on September 24, 2020.

Item 16. Form 10-K Summary

None.

MONTES ARCHIMEDES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Montes Archimedes Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Montes Archimedes Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, stockholders’ equity and cash flows for the period from July 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 22, 2021

MONTES ARCHIMEDES ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,696,491
Prepaid expenses	276,093
Due from underwriters	4,877
Total current assets	1,977,461
Cash and Marketable Securities held in Trust Account	410,803,411
Total Assets	412,780,872

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$207,029
Accrued expenses	240,402
Accrued income tax	16,709
Franchise tax payable	88,583
Total current liabilities	552,723
Deferred underwriting commissions	14,375,138
Total liabilities	14,927,861

Commitments and Contingencies

Class A common stock, $0.0001 par value; 39,285,301 shares subject to possible redemption at $10.00 per share	392,853,010

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,786,522 shares issued and outstanding (excluding 39,285,301 shares subject to possible redemption)	179
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,267,956 shares issued and outstanding	1,027
Additional paid-in capital	5,385,198
Accumulated deficit	(386,403)
Total stockholders' equity	5,000,001
Total Liabilities and Stockholders' Equity	$412,780,872

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period From July 6, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$338,227
Administrative expenses - related party	28,065
Franchise tax expense	88,583
Loss from operations	(454,875)
Other Income:
Interest earned on marketable securities held in Trust Account	79,568
Unrealized gain on marketable securities held in Trust Account	5,613
Net loss before taxes	$(369,694)
Income tax expense	16,709
Net loss	$(386,403)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	38,896,852
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of common stock, basic and diluted	10,985,515
Basic and diluted net loss per share, common stock	$(0.04)

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period From July 6, 2020 (Inception) Through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders	-	-	11,500,000	1,150	23,850	-	25,000
Sale of units in initial public offering, gross	41,071,823	4,107	-	-	410,714,123	-	410,718,230
Offering costs	-	-	-	-	(22,718,181)	-	(22,718,181)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	10,214,365	-	10,214,365
Common stock subject to possible redemption	(39,285,301)	(3,928)	-	-	(392,849,082)	-	(392,853,010)
Forfeiture of Class B common stock			(1,232,044)	(123)	123	-	-
Net loss	-	-	-	-	-	(386,403)	(386,403)
Balance - December 31, 2020	1,786,522	$179	10,267,956	$1,027	$5,385,198	$(386,403)	$5,000,001

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From July 6, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(386,403)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(79,568)
Unrealized gain on marketable securities held in Trust Account	(5,613)
Changes in operating assets and liabilities:
Prepaid expenses	(260,093)
Accounts payable	207,029
Accrued expenses	170,402
Accrued income tax	16,709
Franchise tax payable	88,583
Net cash used in operating activities	(248,954)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(410,718,230)
Net cash used in investing activities	(410,718,230)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	410,718,230
Proceeds received from private placement	10,214,365
Offering costs paid	(8,797,977)
Reimbursement of offering costs from underwriters	529,057
Net cash provided by financing activities	412,663,675

Net increase in cash	1,696,491

Cash - beginning of the period	-
Cash - end of the period	$1,696,491

Supplemental disclosure of noncash activities:
Forfeiture of Class B common stock	$123
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	$16,000
Offering costs included in accrued expenses	$70,000
Reimbursement of offering costs due from underwriters	$4,877
Deferred underwriting commissions in connection with the initial public offering	$14,375,138
Initial value of common stock subject to possible redemption	$382,807,330
Change in Value of Class A common stock subject to possible redemption	$10,045,680

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization, Business Operations and Basis of Presentation

Montes Archimedes Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Patient Square Capital LLC (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions (Note 5). The underwriters exercised the over-allotment option in part and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees) (the “Over-Allotment”).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.7 million in its operating bank account and working capital of approximately $1.5 million (not taking into account approximately $105,000 of taxes that may be paid using interest income from the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $200,000 (see Note 4) to the Company.  The Company fully repaid the Note on October 9, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the portion of the proceeds of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and any investments held in Trust Account. As of December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 39,285,301 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,750,277 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For The Period From July 6, 2020 (inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from marketable securities held in Trust Account	$81,476
Less: Company's portion available to be withdrawn to pay taxes	(81,476)
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	38,896,852
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(386,403)
Net income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net loss	$(386,403)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,985,515
Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 Units at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions. The Underwriters exercised the over-allotment option in part and on November 12, 2020 purchased an additional 1,071,823 Over-Allotment Units, generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees).

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a "Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of the Company's Class B common stock, par value $0.0001 per share (the "Founder Shares"), with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the Founder Shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company's issued and outstanding shares of common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option in part on November 12, 2020; and the remaining over-allotment expired unexercised on November 20, 2020 resulting in the forfeiture of 1,232,044 share of Class B common stock. At December 31, 2020, there were 10,267,956 shares of Class B common stock outstanding, none subject to forfeiture.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination; (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination; or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property.

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

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note and fully repaid on October 9, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender's discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing October 7, 2020 through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. The Company incurred and paid $28,065 for such services for the period from October 7, 2020 through December 31, 2020.

Note 5—Commitments and Contingencies

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

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an addition payment to the Company in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses. As of December 31, 2020, approximately $5,000 remained unpaid.

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 41,071,823 shares of Class A common stock outstanding, including 39,285,301 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of Class B common stock, with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the outstanding Class B common stock from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of these, an aggregate of up to 1,500,000 shares of Class B common stock that are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company's issued and outstanding shares of common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option on November 12, 2020, and the remaining over-allotment expired unexercised on November 20, 2020 resulting in the forfeiture of 1,232,044 Class B common shares. As of December 31, 2020, 10,267,956 shares of Class B common stock were outstanding with no shares subject to forfeiture.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company's failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described below under "Redemption of warrants when the price per Class A common stock equals or exceeds $10.00"). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the "Reference Value") equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Shares of Class A common stock; and

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder's ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

The “fair market value” of Class A common stock shall mean the volume-weighted average price of Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.  In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and Marketable Securities held in Trust Account:
U.S. Treasury securities maturing on April 8, 2021	$410,803,122	-	-
Cash	289	$-	$-
	$410,803,411	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 6, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Income Taxes

The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$16,709
State	-
Deferred
Federal	94,345
State	-
Valuation allowance	(94,345)
Income tax provision	$16,709

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$95,524
Total deferred tax assets	95,524
Valuation allowance	(94,345)
Deferred tax asset, net of allowance	$1,179
Deferred tax liabilites:
Unrealized gain on marketable securities held in the Trust Account	(1,179)
Total deferred tax liabilities	$(1,179)
Net Deferred tax assets/(liabilities), net of valulation allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from July 6, 2020 (inception) through December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(25.5)%
Effective Tax Rate	(4.5)%

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through March 22, 2021, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTES ARCHIMEDES ACQUISITION CORP.
(Registrant)

Date:	March 22, 2021	By:	/s/ James C. Momtazee
James C. Momtazee
Chief Executive Office (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2021.

/s/ James C. Momtazee	Chief Executive Officer and Director (Principal Executive Officer)
James C. Momtazee

/s/ Maria C. Walker	Chief Financial Officer (Principal Financial and Accounting Officer)
Maria C. Walker

/s/ George Barrett	Director
George Barrett

/s/ Dr. Stephen Oesterle	Director
Dr. Stephen Oesterle