Form 10-K/A
period 2020-12-31
Montes Archimedes Acquisition Corp
filed 2021-05-14
CIK 1819263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐        No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Montes Archimedes Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Montes Archimedes Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 22, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on October 9, 2020, our warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 6, 2021 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. After discussion and evaluation, including with our registered public accounting firm and the audit committee of the Board of Directors of the Company (the “Audit Committee”), and taking into consideration the Public Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 11, 2021, the Audit Committee, in consultation with management of the Company, concluded that the Company’s previously issued financial statements as of December 31, 2020, and for the period from July 6, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”) should no longer be relied upon and should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations for each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. In addition, the change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

Items Amended in this Form-10-K/A

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements described above. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

General Risks:

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 11, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A Common Stock or may make it more difficult for us to consummate an initial business combination.

We account for our Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock. In addition, it could make us less attractive to potential targets.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Montes Archimedes Acquisition Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from July 6, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet and, based on our application of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 6, 2021 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. Since issuance on October 9, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and the audit committee of the Company (“Audit Committee”), and taking into consideration the Public Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, total assets, cash flows or cash. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,000,000 warrants (each, a “Private Placement warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement warrant to the Sponsor, generating proceeds of $10.0 million (Note 5). The underwriters exercised the over-allotment option in part and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $0.4 million in deferred underwriting fees) (the “Over-Allotment”). Simultaneously with the closing of the Over-allotment on November 12, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement warrants by our Sponsor, generating gross proceeds to us of approximately $214,000.

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

For the period from July 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $10.8 million, which consisted of approximately, $3.6 million loss from changes in fair value of derivative warrant liabilities, approximately $6.8 million of financing cost - derivative warrant liabilities, approximately $0.3 million of general and administrative expenses, approximately $28,000 general and administrative expense - related party, franchise tax expense of approximately $89,000, income tax expense of approximately $17,000 offset by approximately $85,000 of interest income and unrealized gain on marketable securities held in the Trust Account. The $6.8 million in financing cost - derivative warrant liabilities is primarily related to the non-cash financing cost recognized as a result of the fair value of the Private Placement warrants being in excess of the amount paid by the Sponsor.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $1.7 million of offering costs to the warrant liabilities and recognized $5.1 million related to the excess of fair value of the private placement warrants over the proceeds received as a financing cost. Both of these charges have been presented as financing cost - derivative warrant liabilities on the statement of operations. In addition, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from July 6, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $3.6 million.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 34,375,578 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,750,277 shares of Class A common stock in the calculation of diluted earnings per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 20,535,912 common stock warrants to investors in our Initial Public Offering and issued 10,214,365 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Placement Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the warrants is calculated as the probability-weighted present value over all future modeled payoffs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. The overall goal of these evaluation activities is to monitor our disclosure controls and procedures and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required. Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 11, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 11, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company's warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Founder Shares

On July 23, 2020, an affiliate of our Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of the Class B common stock, with such shares subsequently transferred to our Sponsor. On October 6, 2020, our Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the Founder Shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the Over-Allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after our Initial Public Offering. The underwriters exercised their Over-Allotment option in part on November 12, 2020; and the remaining over-allotment expired unexercised on November 20, 2020 resulting in a forfeiture of 1,232,044 shares of Class B common stock.

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

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws(2)
4.1	Specimen Unit Certificate(3)
4.2	Specimen Class A Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(3)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration and Stockholder Rights Agreement among the Company, the Sponsor and certain directors of the company(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor(1)
10.4	Administrative Services Agreement between the Company and an affiliate of the Sponsor (1)
10.5	Letter Agreement between the Company and the Sponsor(1)
10.6	Letter Agreement between the Company and each director and executive officer of the Company(1)
10.7	Form of Indemnity Agreement(3)
10.8	Promissory Note, dated July 23, 2020, issued to the Sponsor.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.
*	Filed herewith.
***	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2020.
(2)	Incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on September 28, 2020.
(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on September 24, 2020.

Item 16. Form 10-K Summary

None.

MONTES ARCHIMEDES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Montes Archimedes Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Montes Archimedes Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for period from July 6, 2020 (inception) through December 31, 2020, have been restated.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 22, 2021 except for the effects of the restatement discussed in Note 2 and subsequent events discussed in Note 11 as to which the date is May 13, 2021

MONTES ARCHIMEDES ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(Restated – See Note 2)

Assets:
Current assets:
Cash	$1,696,491
Prepaid expenses	276,093
Due from underwriters	4,877
Total current assets	1,977,461
Cash and Marketable Securities held in Trust Account	410,803,411
Total Assets	$412,780,872

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$207,029
Accrued expenses	240,402
Accrued income tax	16,709
Franchise tax payable	88,583
Total current liabilities	552,723
Derivative warrant liability	49,097,230
Deferred underwriting commissions	14,375,138
Total liabilities	$64,025,091

Commitments and Contingencies

Class A common stock, $0.0001 par value; 34,375,578 shares subject to possible redemption at $10.00 per share	343,755,780

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 6,696,245 shares issued and outstanding (excluding 34,375,578 shares subject to possible redemption)	670
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,267,956 shares issued and outstanding	1,027
Additional paid-in capital	15,772,622
Accumulated deficit	(10,774,318)
Total stockholders' equity	5,000,001
Total Liabilities and Stockholders' Equity	$412,780,872

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period From July 6, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

General and administrative expenses	$338,227
Administrative expenses - related party	28,065
Franchise tax expense	88,583
Loss from operations	(454,875)
Other Income:
Change in fair value of derivative warrant liability	(3,587,890)
Financing costs - derivative warrant liability	(6,800,025)
Interest earned on marketable securities held in Trust Account	79,568
Unrealized gain on marketable securities held in Trust Account	5,613
Net loss before taxes	$(10,757,609)
Income tax expense	16,709
Net loss	$(10,774,318)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	34,386,548
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of common stock, basic and diluted	13,324,191
Basic and diluted net loss per share, common stock	$(0.81)

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period From July 6, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders	-	-	11,500,000	1,150	23,850	-	25,000
Sale of units in initial public offering, gross	41,071,823	4,107	-	-	380,526,333	-	380,530,440
Offering costs	-	-	-	-	(21,025,341)	-	(21,025,341)
Common stock subject to possible redemption	(34,375,578)	(3,437)	-	-	(343,752,343)	-	(343,755,780)
Forfeiture of Class B common stock			(1,232,044)	(123)	123	-	-
Net loss	-	-	-	-	-	(10,774,318)	(10,774,318)
Balance - December 31, 2020	6,696,245	$670	10,267,956	$1,027	$15,772,622	$(10,774,318)	$5,000,001

The accompanying notes are an integral part of these financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From July 6, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(10,774,318)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	3,587,890
Financing cost - derivative warrant liabilities	6,800,025
Interest earned on marketable securities held in Trust Account	(79,568)
Unrealized gain on marketable securities held in Trust Account	(5,613)
Changes in operating assets and liabilities:
Prepaid expenses	(260,093)
Accounts payable	207,029
Accrued expenses	170,402
Accrued income tax	16,709
Franchise tax payable	88,583
Net cash used in operating activities	(248,954)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(410,718,230)
Net cash used in investing activities	(410,718,230)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	410,718,230
Proceeds received from private placement	10,214,366
Offering costs paid	(8,797,978)
Reimbursement of offering costs from underwriters	529,057
Net cash provided by financing activities	412,663,675

Net increase in cash	1,696,491

Cash - beginning of the period	-
Cash - end of the period	$1,696,491

Supplemental disclosure of noncash activities:
Forfeiture of Class B common stock	$123
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	$16,000
Offering costs included in accrued expenses	$70,000
Reimbursement of offering costs due from underwriters	$4,877
Deferred underwriting commissions in connection with the initial public offering	$14,375,138
Initial value of common stock subject to possible redemption	$347,655,010
Change in Value of Class A common stock subject to possible redemption	$(3,899,230)

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

The Company's sponsor is Patient Square Capital LLC (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions (Note 6). The underwriters exercised the over-allotment option in part and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million (Note 5). Simultaneously with the closing of the Over-allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $214,000.

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

The Company will provide holders (the "Public Stockholders") of the Company's outstanding shares of Class A common stock sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company's taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the "Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 5) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company's independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a "Target"), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from July 6, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $200,000 (see Note 5) to the Company.  The Company fully repaid the Note on October 9, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the portion of the proceeds of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in October 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet and, based on our application of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 6, 2021 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. Since issuance on October 9, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements as of December 31, 2020, and for the period from July 6, 2020 (inception) through December 31, 2020 should be restated because of a reclassification of of our outstanding warrants to purchase common stock (the "Warrants") and, solely as a result of this material weakness, should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$412,780,872	$-	$412,780,872
Liabilities and stockholders’ equity
Total current liabilities	$552,723	$-	$552,723
Deferred underwriting commissions	14,375,138	-	14,375,138
Derivative warrant liabilities	-	49,097,230	49,097,230
Total liabilities	14,927,861	49,097,230	64,025,091
Class A common stock, $0.0001 par value; shares subject to possible redemption	392,853,010	(49,097,230)	343,755,780
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	179	491	670
Class B common stock - $0.0001 par value	1,027	-	1,027
Additional paid-in-capital	5,385,198	10,387,424	15,772,622
Accumulated deficit	(386,403)	(10,387,915)	(10,774,318)
Total stockholders’ equity	5,000,001	-	5,000,001
Total liabilities and stockholders’ equity	$412,780,872	$-	$412,780,872

	Period From July 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(454,875)	$-	$(454,875)
Other (expense) income:
Financing costs - derivative warrant liabilities	-	(6,800,025)	(6,800,025)
Change in fair value of derivative warrant liabilities	-	(3,587,890)	(3,587,890)
Interest earned on marketable securities held in Trust Account	79,568	-	79,568
Unrealized gain on marketable securtities held in Trust Account	5,613	-	5,613
Total other (expense) income	85,181	(10,387,915)	(10,302,734)
Income tax expense	16,709	-	16,709
Net loss	$(386,403)	$(10,387,915)	$(10,774,318)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	38,896,852	(4,510,304)	34,386,548
Basic and diluted net loss per share, common stock subject to redemption	$-	$-	$-
Weighted average shares outstanding of common stock, basic and diluted	10,985,515	2,338,676	13,324,191
Basic and diluted net loss per share, common stock	$(0.04)	$(0.77)	$(0.81)

	Period From July 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net cash used in operating activities	(248,954)	-	(248,954)
Net cash used in investing activities	(410,718,230)	-	(410,718,230)
Net cash provided by financing activities	412,663,675	-	412,663,675
Net change in cash	$1,696,491	$-	$1,696,491

In addition, the impact to the balance sheet dated October 9, 2020, filed on Form 8-K on October 16, 2020 related to the impact of accounting for the Public Warrants and Private Placement Warrants as liabilities at fair value resulted in a $44.4 million increase to the derivative warrant liabilities line item at October 9, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There was also an increase of $6.6 million in additional paid-in capital and an increase of $6.6 million in accumulated deficit at October 9, 2020. There was no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

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

The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 34,375,578 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 20,535,912 warrants in connection with the Initial Public Offering (the “Public Warrants”) 10,214,365 warrants in a Private Placement Placement (the “Private Placement Warrants”). These warrants are recognized as derivative liabilities in accordance with ASC 815-40. The excess of the fair value of the Private Placement Warrants over the proceeds received is recognized as a financing cost of the derivative liability. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Period from July 6, 2020
(inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in trust Account	$71,296
Less: Company’s portion available to be withdrawn to pay taxes	$(71,296)
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	34,386,548
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(10,774,318)
Net income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net loss	$(10,774,318)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,324,191
Basic and diluted net loss per share, Non-redeemable common stock	$(0.81)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a "Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10.0 million. Simultaneously with the closing of the Over-allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 214,365 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $214,000. The excess of fair value of the Private Placement Warrants of $5.1 million has been recognized as financing costs - derivative warrant liabilities.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 41,071,823 shares of Class A common stock outstanding, including 34,375,578 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Marketable Securities held in Trust Accounting:
U.S. Treasury securties maturing on April 8, 2021	$410,803,122	$-	$-
Cash	$289
	$410,803,411
Liabilities:
Derivative warrant liabilities	$32,652,100	$-	$16,445,130

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 2020 as the Public Warrants were separately listed and traded beginning in November 2020. The amount transferred to Level 1 was $30.2 million.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of October 9, 2020
Volatility	22.5%
Expected date of Business Combination	Mar-21
Risk-free rate	0.39%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities for the period from July 6, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 6, 2020 (inception)	$-
Issuance of Public and Private Placement Warrants	45,509,340
Change in fair value of derivative warrant liabilities	3,587,890
Derivative warrant liabilities at December 31, 2020	$49,097,230

Note 10—Income Taxes

The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. The income tax provision (benefit) consists of the following:

For the Period from July 6, 2020
(inception) through December 31, 2020
Current	-
Federal	$16,709
State	-
Deferred
Federal	94,345
State
Valuation on allowance	(94,345)
Income tax provision	$16,709

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$95,524
Total deferred tax assets	95,524
Valuation allowance	(94,345)
Deferred tax asset, net of allowance	$1,179
Deferred tax liabilities:
Unrealized gain on marketable securities held in the Trust Account	$(1,179)
Total deferred tax liabilities	(1,179)
Net Deferred tax assets/(liabilities), net of valuation allowance	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from July 6, 2020
(inception) through December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liablities	(7.0)
Financing Cost	(13.3)
Change in Valuation Allowance	(0.9)%
Income Taxes Benefit	(0.2)%

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

Note 11—Subsequent Events

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

MONTES ARCHIMEDES ACQUISITION CORP.
(Registrant)

Date:	May 13, 2021	By:	/s/ James C. Momtazee
James C. Momtazee
Chief Executive Office (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 13, 2021.

/s/ James C. Momtazee	Chief Executive Officer and Director (Principal Executive Officer)
James C. Momtazee

/s/ Maria C. Walker	Chief Financial Officer (Principal Financial and Accounting Officer)
Maria C. Walker

/s/ George Barrett	Director
George Barrett

/s/ Dr. Stephen Oesterle	Director
Dr. Stephen Oesterle