Form 10-Q
period 2021-03-31
Montes Archimedes Acquisition Corp
filed 2021-05-20
CIK 1819263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

MONTES ARCHIMEDES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39597	85-1830874
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

724 Oak Grove Ave Suite 130 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

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

As of May 19, 2021, 41,071,823 Class A common stock, par value $0.0001 per share, and 10,267,956 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTES ARCHIMEDES ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021 AND DECEMBER 31, 2020

BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,463,385	$1,696,491
Prepaid expenses	236,522	276,093
Due from underwriters	-	4,877
Total current assets	1,699,907	1,977,461
Cash and Marketable Securities held in Trust Account	410,790,995	410,803,411
Total Assets	$412,490,902	$412,780,872

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$113,460	$207,029
Accrued expenses	4,020,875	240,402
Accrued income tax	19,504	16,709
Franchise tax payable	49,315	88,583
Total current liabilities	4,203,154	552,723
Derivative warrant liabilities	26,137,730	49,097,230
Deferred underwriting commissions	14,375,138	14,375,138
Total liabilities	44,716,022	64,025,091

Commitments and Contingencies

Class A common stock, $0.0001 par value; 36,277,487 and 34,375,578 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31,2020, respectively	362,774,870	343,755,780

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,794,336 and 6,696,245 shares issued and outstanding (excluding 36,277,487 and 34,375,578 shares subject to possible redemption) as of March 31, 2021 and December 31,2020, respectively	479	670
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,267,956 shares issued and outstanding as of March 31, 2021 and December, 2020	1,027	1,027
Additional paid-in capital	-	15,772,622
Retained earnings (accumulated deficit)	4,998,504	(10,774,318)
Total stockholders' equity	5,000,010	5,000,001
Total Liabilities and Stockholders' Equity	$412,490,902	$412,780,872

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$3,934,458
Administrative expenses - related party	30,000
Franchise tax expense	49,315
Loss from operations	(4,013,773)
Other income (expense):
Change in fair value of derivative warrant liabilities	22,959,500
Interest earned on marketable securities held in Trust Account	92,877
Net income before taxes	19,038,604
Income tax expense	19,504
Net income	$19,019,100

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	34,396,710
Basic and diluted net income per share, common stock subject to redemption	$0.00
Weighted average shares outstanding of common stock, basic and diluted	16,943,069
Basic and diluted net income per share, common stock	$1.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - December 31, 2020	6,696,245	$670	10,267,956	$1,027	$15,772,622	$(10,774,318)	$5,000,001
Class A common stock subject to possible redemption	(1,901,909)	(191)			(15,772,622)	(3,246,278)	(19,019,091)
Net income	-	-	-	-	-	19,019,100	19,019,100
Balance - March 31, 2021 (unaudited)	4,794,336	$479	10,267,956	$1,027	$0	$4,998,504	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$19,019,100
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(92,877)
Change in FV of derivative warrant liabilities	(22,959,500)
Changes in operating assets and liabilities:
Prepaid expenses	39,571
Accounts payable	(93,569)
Accrued expenses	3,780,473
Accrued income tax	2,795
Franchise tax payable	66,024
Net cash used in operating activities	(237,983)

Cash Flows from Financing Activities:
Reimbursement of offering costs from underwriters	4,877
Net cash provided by financing activities	4,877

Net decrease in cash	(233,106)

Cash - beginning of the period	1,696,491
Cash - end of the period	$1,463,385

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$19,019,091

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 6, 2020 (inception) through March 31, 2021 relates to the Company's formation and the preparation for the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On May 1, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Roivant Sciences Ltd., a Bermuda exempted limited company (“Roivant”), and Rhine Merger Sub, Inc., a Delaware corporation (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Transaction”) were approved by the boards of directors of each of MAAC, Roivant and Merger Sub, the requisite shareholders of Roivant and Roivant in its capacity as the sole stockholder of Merger Sub.

The Business Combination Agreement provides for, among other things, the following transactions: (i) Roivant’s bye-laws will be amended and restated, each outstanding share of Roivant will be subdivided (and in the case of certain non-voting shares of Roivant, converted) into common shares of Roivant (the “Roivant Common Shares”) based on a fixed exchange ratio of 2.9262 (the “Roivant Exchange Ratio”), and each outstanding equity award of Roivant will be subdivided and adjusted into comparable equity awards of Roivant, based on the Roivant Exchange Ratio (the steps contemplated by this clause (i), collectively, the “Pre-Closing Steps”); and (ii) Merger Sub will merge with and into MAAC, with MAAC surviving the merger as a wholly-owned subsidiary of Roivant (the “Merger”). At the effective time of the Merger (the “Effective Time”), (a) each outstanding share of MAAC Class A common stock and MAAC Class B common stock (other than treasury shares and any shares held by Patient Square Capital LLC, a Delaware limited liability company (the “MAAC Sponsor”), or its affiliates) will be exchanged for one Roivant Common Share, (b) each outstanding share of MAAC Class B common stock held by the MAAC Sponsor or its affiliates will be exchanged for a number of Roivant Common Shares based on an exchange ratio (the “MAAC Sponsor Exchange Ratio”), with a portion of such Roivant Common Shares issued to the MAAC Sponsor by virtue of the Merger being subject to the vesting and other terms and conditions set forth in the Sponsor Support Agreement (as more fully described in the section entitled “Sponsor Support Agreement” below), and (c) each outstanding warrant to purchase shares of MAAC Class A common stock will be converted into a comparable warrant to purchase Roivant Common Shares on the terms and subject to the conditions set forth in the Warrant Agreement, dated as of October 6, 2020, by and between MAAC and the Continental Stock Transfer & Trust Company. The MAAC Sponsor Exchange Ratio is 1.0, subject to reduction in an amount equal to one-half of the percentage of shares of MAAC Class A common stock redeemed in connection with the Business Combination (i.e., if 10% of the shares of MAAC Class A common stock are so redeemed, then the MAAC Sponsor Exchange Ratio will be equal to 0.95), provided that in no event will the MAAC Sponsor Exchange Ratio be less than 0.75.

MONTES ARCHIMEDES ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Transaction is expected to close (the “Closing”) in the third quarter of 2021, subject to the required approvals by MAAC’s stockholders and the fulfillment of other closing conditions.

Refer to the Company’s current report on Form 8-K, filed with the SEC on May 01, 2021, for more information.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1,463,000 cash and a working capital deficit of approximately $2,434,000.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 36,277,487 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,750,277 shares of the Company’s common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share:

For the Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$82,038
Less: Company's portion available to be withdrawn to pay taxes	(60,788)
Net income attributable	$21,250
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	34,396,710
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net gain	$19,019,100
Less: Net income allocable to Class A common stock subject to possible redemption	(21,250)
Non-redeemable net gain	$18,997,850
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	16,943,069
Basic and diluted net income per share, Non-redeemable common stock	$1.12

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for its 30,750,277 warrants issued in connection with its Initial Public Offering (20,535,912) and Private Placement (10,214,365) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on October 7, 2020 through the earlier of consummation of the Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor $10,000 per month for office space and administrative support services. For the three months ended March 31, 2021, the Company incurred approximately $30,000 within General and administrative expenses – related party. As of March 31, 2021 there was $0 in accounts payable – related party outstanding, as reflected in the accompanying unaudited condensed balance sheets.

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an addition payment to the Company in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses. As of March 31, 2021, there was no outstanding balance.

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 41,071,823 shares of Class A common stock outstanding, including 36,277,487 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of Class B common stock, with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the outstanding Class B common stock from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of these, an aggregate of up to 1,500,000 shares of Class B common stock that are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters' over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company's issued and outstanding shares of common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option on November 12, 2020, and the remaining over-allotment expired unexercised on November 20, 2020 resulting in the forfeiture of 1,232,044 Class B common shares. As of March 31, 2021, 10,267,956 shares of Class B common stock were outstanding with no shares subject to forfeiture.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of our Class A common stock and holders of our Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock on the first business day following the completion of the Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of the Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Stockholders in connection with the initial Business Combination. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one to one.

Note 7—Warrants

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account
U.S. Treasury securties maturing on April 8, 2021	$410,790,002	$-	$-
Cash	994	-	-
Liabilities:
Derivative warrant liabilities - public warrants	17,455,520	-	-
Derivative warrant liabilities - private warrants	-	-	8,682,210
Total Fair Value	$428,246,515	$-	$8,682,210

MONTES ARCHIMEDES ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account
U.S. Treasury securties maturing on April 8, 2021	$410,803,122	$-	$-
Cash	289	-	-
Liabilities:
Derivative warrant liabilities - public warrants	32,652,100	-	-
Derivative warrant liabilities - private warrants	-	-	16,445,130
Total Fair Value	$443,455,511	$-	$16,445,130

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 2020 as the Public Warrants were separately listed and traded beginning in November 2020. The amount transferred to Level 1 was $30.2 million. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs with changes in fair value recognized in the statement of operations. For the three months ended March 31, 2021, the Company recognized change in the fair value of warrant liabilities of approximately $22,959,500 presented on the accompanying statement of operations.

The change in the fair value of the level 3 derivative warrant liabilities for three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$16,445,130
Change in fair value of derivative warrant liabilities	(7,762,920)
Derivative warrant liabilities at March 31, 2021	$8,682,210

MONTES ARCHIMEDES ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of March 31, 2021
Exercise price	$11.50
Stock Price	$9.78
Volatility	14.9%
Risk-free rate	1.01%
Dividend yield	0.0%

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based on this evaluation, the Company identified the following subsequent events for disclosure.

On May 1, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Roivant Sciences Ltd., a Bermuda exempted limited company (“Roivant”), and Rhine Merger Sub, Inc., a Delaware corporation (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were approved by the boards of directors of each of MAAC, Roivant and Merger Sub, the requisite shareholders of Roivant and Roivant in its capacity as the sole stockholder of Merger Sub. The Business Combination is expected to close (the “Closing”) in the third quarter of 2021, subject to the required approvals by MAAC’s stockholders and the fulfillment of other closing conditions.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act").

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

Proposed Business Combination

On May 1, 2021, we entered into a Business Combination Agreement with Roivant and Merger Sub. See the Form 8-K, filed with the SEC on May 3, 2021 for additional information.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.5 million in cash and a working capital deficit of approximately $2.4 million (not taking into account approximately $69,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs up to March 31, 2021 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of $200,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 9, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the three months ended March 31, 2021, we had a net income of approximately $19 million, which consisted of approximately $23 million gain from change in fair value of warrant liabilities, an approximately $93,000 gain on investment (net), dividends and interest held in Trust Account, which were partially offset by approximately $3.9 million in general and administrative expenses(including $3.5 million related to due diligence), approximately $30,000 in general and administrative expenses for costs incurred with our Sponsor, an approximately of $20,000 in income tax expense, and approximately $49,000 of franchise tax expense.

Contractual Obligations

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 36,277,487 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Net Income Per Share

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

We issued 30,750,277 common stock warrants issued in connection with our Initial Public Offering (20,535,912) and Private Placement (10,214,365) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on October 9, 2020, our warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 6, 2021 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. As a result of these developments, the Company has reviewed its treatment of the Warrants and has filed its Amendment No. 1 to the Annual Report on Form 10-K filed on May 14, 2021 (the “10-K/A”). The 10-K/A provided for the reclassification of the warrants as a liability for the affected period as described therein. As a result of the SEC’s Public Statement, the Company has changed their go-forward treatment of the Warrants. The results found in this Form 10-Q are consistent with this treatment. The Company believes that any material weakness in the internal controls have been resolved and remediated through the reclassification of the Warrants reflected herein and through the filing of the 10-K/A.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company's warrants as equity instead of liability.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Dated: May 20, 2021	MONTES ARCHIMEDES ACQUISITION CORP.

	By:	/s/ James C. Momtazee
	Name:	James C. Momtazee
	Title:	Chief Executive Officer