Form 10-Q
period 2021-06-30
Montes Archimedes Acquisition Corp
filed 2021-08-16
CIK 1819263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

As of August 13, 2021, 41,071,823 Class A common stock, par value $0.0001 per share, and 10,267,956 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTES ARCHIMEDES ACQUISITION CORP.

Form 10-Q

For the Three and Six Months Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
Assets:	(Unaudited)
Current assets:
Cash	$1,173,304	$1,696,491
Prepaid expenses	128,136	276,093
Due from underwriters	—	4,877
Total current assets	1,301,440	1,977,461
Cash and Marketable Securities held in Trust Account	410,798,072	410,803,411
Total Assets	$412,099,512	$412,780,872

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,256,767	$207,029
Accrued expenses	5,615,000	240,402
Accrued income tax	19,504	16,709
Franchise tax payable	85,276	88,583
Total current liabilities	8,976,547	552,723
Derivative warrant liabilities	47,355,420	49,097,230
Deferred underwriting commissions	14,375,138	14,375,138
Total liabilities	70,707,105	64,025,091

Commitments and Contingencies

Class A common stock, $0.0001 par value; 33,639,240 and 34,375,578 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	336,392,400	343,755,780

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 7,432,583 and 6,696,245 shares issued and outstanding (excluding 33,639,240 and 34,375,578 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	743	670
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,267,956 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,027	1,027
Additional paid-in capital	23,135,928	15,772,622
Accumulated deficit	(18,137,691)	(10,774,318)
Total stockholders' equity	5,000,007	5,000,001
Total Liabilities and Stockholders' Equity	$412,099,512	$412,780,872

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021

General and administrative expenses	$5,105,898	$9,040,356
Administrative expenses - related party	30,000	60,000
Franchise tax expense	35,961	85,276
Loss from operations	(5,171,859)	(9,185,632)
Other income (expense):
Change in fair value of derivative warrant liabilities	(21,217,690)	1,741,810
Interest earned on marketable securities held in Trust Account	7,076	99,953
Net loss before taxes	(26,382,473)	(7,343,869)
Income tax expense	—	19,504
Net loss	$(26,382,473)	$(7,363,373)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	36,248,495	35,327,718
Basic and diluted net income per share, common stock subject to redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	15,091,284	16,012,061
Basic and diluted net loss per share, non-redeemable common stock	$(1.75)	$(0.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

						Retained
	Common Stock					Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	6,696,245	$670	10,267,956	$1,027	$15,772,622	$(10,774,318)	$5,000,001
Class A common stock subject to possible redemption	(1,901,909)	(191)			(15,772,622)	(3,246,278)	(19,019,091)
Net income	—	—	—	—	—	19,019,100	19,019,100
Balance - March 31, 2021 (Unaudited)	4,794,336	479	10,267,956	1,027	—	4,998,504	5,000,010
Class A common stock subject to possible redemption	2,638,247	264	—	—	23,135,928	3,246,278	26,382,470
Net loss	—	—	—	—	—	(26,382,473)	(26,382,473)
Balance - June 30, 2021 (Unaudited)	7,432,583	$743	10,267,956	$1,027	$23,135,928	$(18,137,691)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(7,363,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(99,953)
Change in fair value of derivative warrant liabilities	(1,741,810)
Changes in operating assets and liabilities:
Prepaid expenses	147,957
Accounts payable	3,049,738
Accrued expenses	5,374,598
Accrued income tax	2,795
Franchise tax payable	101,984
Net cash used in operating activities	(528,064)

Cash Flows from Financing Activities:
Reimbursement of offering costs from underwriters	4,877
Net cash provided by financing activities	4,877

Net decrease in cash	(523,187)

Cash - beginning of the period	1,696,491
Cash - end of the period	$1,173,304

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$(7,363,379)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Montes Archimedes Acquisition Corp. (the “Company”) was incorporated in Delaware on July 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Patient Square Capital LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions (Note 5). The underwriters exercised the over-allotment option in full and on November 12, 2020 purchased an additional 1,071,823 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.7 million, and incurred additional offering costs of approximately $576,000 in underwriting fees (net of reimbursement of offering costs of approximately $14,000 from the underwriters and inclusive of approximately $375,000 in deferred underwriting fees) (the “Over-Allotment”).

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

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement, approximately $410.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company's independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Transaction is expected to close (the “Closing”) in early fourth quarter of 2021, subject to the required approvals by MAAC’s stockholders and the fulfillment of other closing conditions.

Refer to the Company’s current report on Form 8-K, filed with the SEC on May 1, 2021, for more information.

Liquidity and Going Concern Considerations

As of June 30, 2021, the Company had approximately $1,173,000 cash and a working capital deficit of approximately $7,570,000.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that it has access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of a Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, filed by the Company with the SEC on May 14, 2021.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for its 30,750,277 warrants issued in connection with its Initial Public Offering (20,535,912)and Private Placement (10,214,365) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants (if not market observed) and Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 33,639,240 and 34,375,578 shares, respectively, of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,750,277 shares of the Company’s common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$5,795	$81,862
Less: Company's portion available to be withdrawn to pay taxes	(5,795)	(81,862)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	36,248,495	35,327,718
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(26,382,473)	$(7,363,373)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net gain	$(26,382,473)	$(7,363,373)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	15,091,284	16,012,061
Basic and diluted net loss per share, Non-redeemable common stock	$(1.75)	$(0.46)

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the Founder Shares from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriters exercised their Over-Allotment option in part on November 12, 2020; and the remaining over-allotment expired unexercised on November 20, 2020 resulting in a forfeiture of 1,232,044 shares of Class B common stock.

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

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed $200,000 under the Note. The Note was fully repaid on October 9, 2020.

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

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on October 7, 2020 through the earlier of consummation of the Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor $10,000 per month for office space and administrative support services. For the three and six months ended June 30, 2021, the Company incurred approximately $30,000 and $60,000, respectively, within General and administrative expenses – related party. As of June 30, 2021 there was $0 in accounts payable – related party outstanding, as reflected in the accompanying unaudited condensed balance sheets.

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Upon closing of the Over-allotment on November 12, 2020, the underwriters received approximately $214,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of approximately $375,000. In addition, the underwriters agreed to make an addition payment to the Company in an amount of 0.13% of the gross proceeds of the Over-allotment, or approximately $14,000, to reimburse certain of offering expenses. As of June 30, 2021, there was no outstanding balance.

Note 6—Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 41,071,823 shares of Class A common stock outstanding, including 33,639,240 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock— The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 23, 2020, an affiliate of the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 shares of Class B common stock, with such shares subsequently transferred to the Sponsor. On October 6, 2020, the Sponsor surrendered 2,875,000 shares of Class B common stock to the Company for no consideration, resulting in a decrease of the outstanding Class B common stock from 14,375,000 shares to 11,500,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of these, an aggregate of up to 1,500,000 shares of Class B common stock that are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriters partially exercised their over-allotment option on November 12, 2020, and the remaining over-allotment expired unexercised on November 20, 2020 resulting in the forfeiture of 1,232,044 Class B common shares. As of June 30, 2021, 10,267,956 shares of Class B common stock were outstanding with no shares subject to forfeiture.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of our Class A common stock and holders of our Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described below under “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00”). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants will have an exercise price of $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Sponsor or its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•in whole and not in part;

•at a price of $0.01 per warrant;

•upon a minimum of 30 days ‘prior written notice of redemption; and

•

if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

However, in this case, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of our Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

•

if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

•

if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$410,798,072	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	31,625,300	—	—
Derivative warrant liabilities - private warrants	—	—	15,730,120
Total Fair Value	$442,423,372	$—	$15,730,120

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account
U.S. Treasury securities maturing on April 8, 2021	$410,803,122	$—	$—
Cash	289	—	—
Liabilities:
Derivative warrant liabilities - public warrants	32,652,100	—	—
Derivative warrant liabilities - private warrants	—	—	16,445,130
Total Fair Value	$443,455,511	$—	$16,445,130

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants has been measured by the observable listed trading price, a Level 1 measurement, as of June 30, 2021 and December 31, 2020. The fair value of the Private Placement Warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs with changes in fair value recognized in the statement of operations.

For the three months ended June 30, 2021, the Company recognized a loss for the change in the fair value of warrant liabilities of approximately $21.2 million, presented on the accompanying statement of operations. For the six months ended June 30, 2021, the Company recognized a gain for the change in the fair value of warrant liabilities of approximately $1.7 million, presented on the accompanying statement of operations.

The change in the fair value of the level 3 derivative warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$16,445,130
Change in fair value of derivative warrant liabilities	(7,762,920)
Derivative warrant liabilities at March 31, 2021	$8,682,210
Change in fair value of derivative warrant liabilities	$7,047,910
Derivative warrant liabilities at June 30, 2021	$15,730,120

MONTES ARCHIMEDES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.89	$10.17
Volatility	23.1%	22.8%
Risk-free rate	0.90%	0.42%
Dividend yield	0.00%	0.00%

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

20

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our sponsor is Patient Square Capital LLC (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 6, 2020. On October 9, 2020, we consummated our Initial Public Offering of 40,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.1 million (net of reimbursement of offering costs of $520,000 from the underwriters), inclusive of $14.0 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $410.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 9, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock sold in the Initial Public Offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

As more fully described in Note 1 to the condensed financial statements included in Item to this Quarterly Report on Form 10-Q, on May 1, 2021, we entered into a Business Combination Agreement with Roivant and Merger Sub. See the Form 8-K, filed with the SEC on May 3, 2021 for additional information.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.2 million in cash and a working capital deficit of approximately $7.6 million (not taking into account approximately $105,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of $200,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 9, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $26.4 million, which consisted of approximately $21.2 million loss from change in fair value of warrant liabilities, approximately $5.1 million in general and administrative expenses (including $4.8 million related to due diligence), approximately $30,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $36,000 of franchise tax expense, partially offset by an approximately $7,000 gain on investment (net), dividends and interest held in Trust Account,

For the six months ended June 30, 2021, we had a net loss of approximately $7.4 million, which consisted of approximately $9.0 million in general and administrative expenses (including $8.4 million related to due diligence), approximately $60,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $85,000 of franchise tax expense, approximately $20,000 of income tax expenses, partially offset by approximately $1.7 million gain from change in fair value of warrant liabilities and an approximately $100,000 gain on investment (net), dividends and interest held in Trust Account,

Contractual Obligations

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Controls over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on May 4, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than, as described above. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6.Exhibits.

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

32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	MONTES ARCHIMEDES ACQUISITION CORP.

	By:	/s/ James C. Momtazee
	Name:	James C. Momtazee
	Title:	Chief Executive Officer